Form 10-K
period 2024-12-31
SWEPCO Storm Recovery Funding LLC
filed 2025-03-28
CIK 2036521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2024

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity:	333-282250-01
Central Index Key Number of issuing entity:	0002036521

SWEPCO Storm Recovery Funding LLC
(Exact name of issuing entity as specified in its charter)

Louisiana	99-4619989
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

428 Travis Street
Shreveport, Louisiana	71101
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(318)	673-3075

Commission File Number of depositor and sponsor:	1-3146
Central Index Key Number of depositor and sponsor:	0000092487

Southwestern Electric Power Company
(Exact name of depositor and sponsor as specified in its charter)

Delaware	72-0323455
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Riverside Plaza, Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(614)	716-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).				Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Check One:
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☒

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference: A portion of the proxy statement relating to the 2025 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

Auditor Firm Id: 238     Auditor Name: PricewaterhouseCoopers LLP          Auditor Location: Columbus, Ohio

PART I

Item 1.   Business.

Omitted pursuant to General Instruction J of Form 10-K.

Item 1A.   Risk Factors.

Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted pursuant to General Instruction J of Form 10-K.

Item 2.   Properties.

Omitted pursuant to General Instruction J of Form 10-K.

Item 3.   Legal Proceedings.

Omitted pursuant to General Instruction J of Form 10-K.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted pursuant to General Instruction J of Form 10-K.

Item 6.   [Reserved].

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to General Instruction J of Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Omitted pursuant to General Instruction J of Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9A.   Controls and Procedures.

Omitted pursuant to General Instruction J of Form 10-K.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

SWEPCO Storm Recovery Funding LLC (the Company) has four managers. At least two managers must not be, and must not have been for at least five years prior to the date of his or her appointment: (i) a direct or indirect legal or beneficial owner of the Company or Southwestern Electric Power Company (SWEPCo) or any of their respective affiliates, (ii) a relative, supplier, employee, officer, director (other than as an independent director), manager (other than as an independent manager), contractor or material creditor of the Company or SWEPCo or any of their respective affiliates or (iii) a person who controls (whether directly, indirectly or otherwise) SWEPCo or its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of SWEPCo or its affiliates.

        The following are the managers of the Company as of March 27, 2025:

Name	Age	Background
Trevor I. Mihalik	58	President and manager of the Company. Vice president and chief financial officer of Southwestern Electric Power Company, executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation) since January 2025.
Matthew D. Fransen	48	Manager of the Company. Vice president and treasurer of Southwestern Electric Power Company, treasurer of AEP and senior vice president-treasury and finance of the Service Corporation since December 1, 2024. Joined the Service Corporation in January 2002 and was appointed as director-strategic initiatives in 2010, appointed managing director-strategic initiatives in 2013, became vice president-renewables in February 2016 and vice president-regulated infrastructure development in June 2021. Treasurer of certain other AEP System companies.
Sean Emerick	58	Manager of the Company. Lead project & program manager since October 2022 for CT Corporation Staffing, Inc., a subsidiary of CT Corporation System. Director, special services, CT Corporation, since 2014. From 2011 to 2014, regional service manager for CT Corporation and, prior to that, vice president and general manager of corporate services at National Registered Agents, Inc. from 2007 to 2011.
William Bleier	34
Manager of the Company. Associate Director, Customer Service for CT Corporation since 2020. From 2017 to 2020 served as Service Manager, Large Corporations and prior to that served as Account Manager, Mid-Market from 2014 to 2017.

Code of Conduct

The Company is a wholly owned subsidiary of SWEPCo which in turn is an indirect subsidiary of AEP. AEP has adopted a code of conduct and ethics which applies to all of its subsidiaries. AEP maintains a corporate governance page on its website which includes key information about its corporate governance initiatives, including AEP’s Principles of Corporate Governance and AEP’s Principles of Business Conduct. The corporate governance page can be found at www.aep.com/investors/governance.

Item 11.   Executive Compensation.

Other than the annual independent manager fee of $1,500 paid to CT Corporation System, the Company does not pay any compensation to its executive officers or managers.

The information required by this item with respect to SWEPCo is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2025 annual meeting of stockholders filed with the Securities and Exchange Commission on March 13, 2025.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.   Principal Accountant Fees and Services.

Omitted pursuant to General Instruction J of Form 10-K.

 PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Documents filed as a part of this report:

1.	Financial Statements.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

2.	Financial Statement Schedules.
Omitted pursuant to General Instruction J of Form 10-K as listed under Item 8 of this report.

3.	Exhibits required by Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):
See Exhibits listed below, which are incorporated herein by reference.

(b) Exhibits required by this Form and Item 601 of Regulation S-K (exhibits marked with an asterisk are filed herewith):

3.1 Articles of Organization of SWEPCO Storm Recovery Funding LLC, dated as of August 28, 2024 (incorporated by reference to exhibit 3.1 included as an exhibit to the Sponsor's Registration Statement on Form SF-1 dated, September 20, 2024).

3.2 Amended and Restated Limited Liability Company Operating Agreement of SWEPCO Storm Recovery Funding LLC, dated as of December 11, 2024 (incorporated by reference to exhibit 3.2 included as an exhibit to the Sponsor's Current Report on Form 8-K dated, December 18, 2024).

4.1 Indenture by and among SWEPCO Storm Recovery Funding LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the form of the Bonds and the Series Supplement), to be dated as of December 18, 2024 (incorporated by reference to exhibit 4.1 included as an exhibit to the Sponsor's Current Report on Form 8-K dated, December 18, 2024).

4.2 Series Supplement by and among SWEPCO Storm Recovery Funding LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary, dated as of December 18, 2024 (incorporated by reference to exhibit 4.2 included as an exhibit to the Sponsor's Current Report on Form 8-K dated, December 18, 2024).

10.1 Storm Recovery Property Servicing Agreement between SWEPCO Storm Recovery Funding LLC and Southwestern Electric Power Company, as Servicer, dated as of December 18, 2024 (incorporated by reference to exhibit 10.1 included as an exhibit to the Sponsor's Current Report on Form 8-K dated, December 18, 2024).

10.2 Storm Recovery Property Purchase and Sale Agreement between SWEPCO Storm Recovery Funding LLC and Southwestern Electric Power Company, as Seller, dated as of December 18, 2024 (incorporated by reference to exhibit 10.2 included as an exhibit to the Sponsor's Current Report on Form 8-K dated, December 18, 2024).

10.3 Administration Agreement between SWEPCO Storm Recovery Funding LLC and Southwestern Electric Power Company, as Administrator, dated as of December 18, 2024 (incorporated by reference to exhibit 10.3 included as an exhibit to the Sponsor's Current Report on Form 8-K dated, December 18, 2024).

10.4 Intercreditor Agreement between AEP Credit, Inc. and JPMorgan Chase Bank, N.A. as administrative agent and control agent, and the issuers, servicers and indenture trustees from time to time party thereto, dated as of December 9, 2024 (incorporated by reference to exhibit 10.4 included as an exhibit to the Sponsor's Current Report on Form 8-K dated, December 12, 2024).

10.5 Joinder to Intercreditor Agreement between Southwestern Electric Power Company, as the Company, Securitization Property Servicer and Receivables Sub-Servicer, SWEPCO Storm Recovery Funding LLC, as a Bond Issuer, and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated as of December 18, 2024 (incorporated by reference to exhibit 10.5 included as an exhibit to the Sponsor's Current Report on Form 8-K dated, December 18, 2024).

*31.1 Certification pursuant to Rule 13a-14(d)/15d-14(d).

*33.1 Report on assessment of compliance with servicing criteria for asset-backed issuers for Southwestern Electric Power Company, as servicer.

*33.2 Report on assessment of compliance with servicing criteria for asset-backed issuers for U.S. Bank National Association, as Indenture Trustee.

*34.1 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Southwestern Electric Power Company, as servicer.

*34.2 Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP for U.S. Bank National Association, as Indenture Trustee.

*35.1 Servicer compliance statement of Southwestern Electric Power Company, as servicer.

*104 Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

(c) Not Applicable.

Item 1112(b).  Significant Obligors of Pool Assets.

None.

Item 1114(b)(2).  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

None.

Item 1115(b).  Certain Derivatives Instruments.

None.

Item 1117.  Legal Proceedings.

U.S. Bank National Association has provided the following information to the depositor:

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Item 1119.  Affiliations and Certain Relationships and Related Transactions.

SWEPCO Storm Recovery Funding LLC is a wholly-owned subsidiary of Southwestern Electric Power Company.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for Southwestern Electric Power Company included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by Southwestern Electric Power Company with the servicing criteria set forth in Item 1122 of Regulation AB.

The Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities and the related attestation report for U.S. Bank National Association included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K identified no material instances of noncompliance by U.S. Bank National Association with the servicing criteria set forth in Item 1122 of Regulation AB.

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2025.

SWEPCO Storm Recovery Funding LLC
(Issuing Entity)

By: Southwestern Electric Power Company, as Servicer

.s. Matthew D. Fransen
Matthew D. Fransen
Treasurer and Senior Officer in Charge of the Servicing Function

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders. The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.